Form 10-Q
period 1996-03-31
STERILE CONCEPTS HOLDINGS INC
filed 1996-05-14
CIK 925966

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                          ____________


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1996

                 _______________________________


                 Commission file number 1-13294

                 _______________________________



                 STERILE CONCEPTS HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)


            VIRGINIA                             54-1193603
(State or other jurisdiction of              (I.R.S. employer or
incorporation or organization)               identification no.)

5100 COMMERCE ROAD, RICHMOND, VIRGINIA              23234
(Address of principal executive offices)          (Zip Code)

                         (804) 275-0200
      (Registrant's telephone number, including area code)

                          ____________


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   `X'                     No

     As of May 1, 1996, 5,526,384 shares of Common Stock, no par value, of the registrant were outstanding.

                             PART I
                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


     Condensed Consolidated Balance Sheets as of March 31, 1996 and
          September 30, 1995

     Condensed Consolidated Statements of Earnings for the Second Quarter
          Ended March 31, 1996 and 1995

     Condensed Consolidated Statements of Earnings for the Six Months
          Ended March 31, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements

                      STERILE CONCEPTS HOLDINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                              (Unaudited)
                                               MARCH 31,    SEPTEMBER 30,
                                                  1996           1995
                                              ------------   ------------

                                  ASSETS
Current assets:
  Cash and cash equivalents                     $  2,399         $  803
  Receivables:
     Trade, net of allowance for doubtful
     accounts of $332 and $204                    29,788         24,367
  Other                                              602            602
                                                --------       --------
       Net receivables                            30,390         24,969

  Inventories                                     29,991         19,402
  Prepaid expenses                                 2,279          1,205
     Income taxes receivable                         434             76
     Deferred income taxes                           427            611
                                                --------       --------
          Total current assets                    65,920         47,066
                                                --------       --------
Net property and equipment                         3,463          2,498
Deferred income taxes                                 30             68
Excess of cost over fair value of net assets
  acquired, less accumulated amortization         17,910          6,066
Other assets, less accumulated amortization        2,449          1,940
                                                --------       --------
               Total assets                     $ 89,772       $ 57,638
                                                ========       ========





















                                                            (Continued)

                      STERILE CONCEPTS HOLDINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                              (Unaudited)
                                               MARCH 31,    SEPTEMBER 30,
                                                  1996           1995
                                              ------------   ------------

                   Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt        $      -       $    340
     Current installments of long-term notes
     payable to officers                           3,895          3,895
     Accounts payable                             11,549          7,735
     Accrued expenses                              4,794          5,871
                                                --------       --------
  Total current liabilities                       20,238         17,841
                                                --------       --------
Long-term debt, excluding current installments    32,793          5,558
Long-term notes payable to officers,
  excluding current installments                     167            167
Other liabilities                                    476             30
                                                --------       --------
          Total liabilities                       53,674         23,626
                                                --------       --------

Stockholders' equity:
     Preferred stock, no par value                     -              -
     Common stock, no par value                    1,472          1,472
     Additional paid-in capital                    7,947          7,947
     Retained earnings                            26,679         24,593
                                                --------       --------
          Total stockholders' equity              36,098         34,012
                                                --------       --------
  Total liabilities and stockholders' equity    $ 89,772       $ 57,638
                                                ========       ========




See accompanying Notes to Condensed Consolidated Financial Statements

                      STERILE CONCEPTS HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR THE SECOND QUARTER ENDED MARCH 31,
                   (In thousands, except per share data)
                                (Unaudited)



                                                  1996           1995
                                              ------------   ------------

Net sales                                       $ 50,901       $ 35,007
Cost of goods sold                                41,458         27,553
                                                --------       --------
  Gross profit                                     9,443          7,454

Selling, general and administrative expenses       6,376          4,430
Amortization of intangibles                          286            121
                                                --------       --------
  Operating income                                 2,781          2,903

Interest expense                                    (517)           (83)
Interest income                                       26              4
Other income                                           1             77
                                                --------       --------
  Earnings before income taxes                     2,291          2,901

Income taxes                                         992          1,190
                                                --------       --------
  Net earnings                                  $  1,299       $  1,711
                                                ========       ========



Earnings per share                              $   0.24       $   0.31
                                                ========       ========

Weighted average shares outstanding                5,526          5,526
                                                ========       ========




See accompanying Notes to Condensed Consolidated Financial Statements

                      STERILE CONCEPTS HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE SIX MONTHS ENDED MARCH 31,
                   (In thousands, except per share data)
                                (Unaudited)


                                                  1996           1995
                                              ------------   ------------

Net sales                                       $ 94,929       $ 70,981
Cost of goods sold                                76,379         55,303
                                                --------       --------
  Gross profit                                    18,550         15,678

Selling, general and administrative expenses      12,318          8,753
Amortization of intangibles                          885            242
                                                --------       --------
  Operating income                                 5,347          6,683

Interest expense                                    (977)          (181)
Interest income                                       50             10
Other income                                          18            162
                                                --------       --------
  Earnings before income taxes                     4,438          6,674

Income taxes                                       1,911          2,598
                                                --------       --------
  Net earnings                                  $  2,527       $  4,076
                                                ========       ========



Earnings per share                              $   0.46       $   0.74
                                                ========       ========

Weighted average shares outstanding                5,526          5,526
                                                ========       ========



See accompanying Notes to Condensed Consolidated Financial Statements

                      STERILE CONCEPTS HOLDINGS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED MARCH 31,
                              (In thousands)
                                (Unaudited)

                                                  1996           1995
                                              ------------   ------------

Cash flows from operating activities:
Net earnings                                    $  2,527       $  4,076
  Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization               1,569            845
       Increase in allowance for doubtful
          accounts receivable                        100              -
       Increase in allowance for obsolete
          inventory                                  165              -
       Decrease in allowance for doubtful
          notes receivable                          (219)             -
       Provision for deferred income taxes           222            679
       Provision for deferred compensation             -         (9,049)
       Changes in assets and liabilities,
          net of acquisition:
            Receivables                           (2,082)           491
            Inventories                           (5,743)           862
            Prepaid expenses                        (940)          (361)
            Income taxes receivable                 (358)             -
            Other assets                            (494)           169
            Accounts payable                       1,660            725
            Accrued expenses                      (1,670)        (2,980)
            Income taxes payable                       -            219
                                                ---------      ---------
     Net cash used in operating activities        (5,263)        (4,324)
                                                ---------      ---------





















                                                            (Continued)

                      STERILE CONCEPTS HOLDINGS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED MARCH 31,
                              (In thousands)
                                (Unaudited)

                                                  1996           1995
                                              ------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment               (577)          (842)
  Adjustment to acquisition cost of Associated
     Medical Products Co.                            (47)              -
  Acquisition of sterile procedure tray
     business of Medical Design Concepts, Inc.   (18,940)              -
                                                ---------      ---------
     Net cash used in investing activities       (19,564)          (842)
                                                ---------      ---------

Cash flows from financing activities:
  Proceeds from long-term debt                    63,262         38,578
  Payments on long-term debt                     (36,397)       (36,224)
  Payment of cash dividend                          (442)          (221)
                                                ---------      ---------
     Net cash provided by financing activities    26,423          2,133
                                                ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                      1,596         (3,033)
Cash and cash equivalents at beginning
  of period                                          803          3,235
                                                ---------      ---------
Cash and cash equivalents at end of period      $  2,399       $    202
                                                =========      =========



Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                   $    972       $    577
     Income taxes                                  2,342          1,706
                                                =========      =========




See accompanying Notes to Condensed Consolidated Financial Statements

                      STERILE CONCEPTS HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   ACCOUNTING POLICIES

        The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of earnings and cash flows for the second quarter and six months ended March 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and the use of estimates) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Sterile Concepts Holdings, Inc. (the "Company") Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the second quarter and six months ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year ending September 30, 1996.

2.   PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant
     intercompany  accounts  and  transactions  have  been  eliminated   in
     consolidation.

3.   ACQUISITION

        On October 1, 1995, the Company's wholly owned subsidiary Sterile Concepts, Inc. ("SCI") acquired substantially all of the assets and assumed certain liabilities of the custom procedure tray business of Medical Design Concepts, Inc. ("MDC"), a privately held company based in Temecula, California for approximately $18,940,000. The purchase price could be reduced contingent upon the the salability of certain inventory, and the maintenance of certain gross profit contribution levels on sales in specified states over the two year period following the acquisition date. MDC produces custom sterile procedure trays for hospitals and surgical centers in 21 states, primarily in the western United States, and had revenues of approximately $26,100,000 for the nine months ended September 30, 1995.

        The acquisition was accounted for using the purchase method. This treatment resulted in the recording of approximately $12,566,000 of excess of cost over the fair value of the net assets acquired. The excess cost, which will increase for any future contingent cash payment, is being amortized on a straight-line basis over a period of fifteen years.


                                                            (Continued)

                      STERILE CONCEPTS HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        A summary of the book value of the assets and liabilities assumed follows: (in thousands)

            Net receivables                                 $  3,440
            Inventories                                        5,011
            Prepaid expenses                                     184
            Net property and equipment                           934
            Excess of cost over the fair value of the
               net assets acquired                            12,566
            Accounts payable                                  (2,154)
            Accrued expenses and other liabilities            (1,041)
                                                           ----------
               Cash paid                                    $ 18,940
                                                           ==========

4.   Dividend

        On December 22, 1995, the Company declared a cash dividend of $0.04 per share payable to shareholders of record on December 29, 1995. The dividend was paid on January 10, 1996. On March 26, 1996, the Company declared a cash dividend of $0.04 per share payable to shareholders of record on April 4, 1996. The dividend is included in accrued expenses on the condensed consolidated balance sheet as of March 31, 1996 and was paid on April 17, 1996.

5.   Inventories

        Classification of inventories are as follows as of March 31, 1996 and September 30, 1995 (in thousands):

                                         March 31,    September 30,
                                            1996           1995
                                         ----------    ------------
        Finished goods                   $   9,610      $   9,946
        Work in process                      1,394            547
        Raw materials and supplies          18,987          8,909
                                         ---------      ---------
                                         $  29,991      $  19,402
                                         =========      =========

6.   Long-Term Debt

        The acquisition of the custom procedure tray business of  MDC  (see note 3) was financed through the Company's $40,000,000 unsecured long-term credit facility with a maturity date of October 31, 1998. The credit facility accrues interest at a variable rate based on the lender's prime rate, CD rate or the applicable LIBOR rate plus 40 to 70 basis points, depending upon the results of the calculation of certain financial ratios. The interest rate was 6.10% on March 31, 1996. The Company must pay a commitment fee of .10% or .15% annually on the unused portion of the commitment based upon the results of the calculation of certain financial ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE: The business of Sterile Concepts Holdings, Inc. ("Holdings") is holding all of the stock of its subsidiaries, Sterile Concepts, Inc. ("SCI") and Sterile Concepts Ltd. ("SCL") which, together with SCI's wholly owned subsidiary, Associated Medical Products Company ("AMP"), conduct the Sterile Concepts business. Unless the context requires otherwise, the term "Company" when used in this Form 10-Q includes Holdings, SCI, SCL, and AMP.


RESULTS OF OPERATIONS

     NET SALES. The Company's net sales for the second quarter of fiscal 1996 were $50.9 million, which is $15.9 million or 45.4 percent over net sales for the second quarter of the prior fiscal year. This increase was the result of sales from the two acquisitions made by the Company during calendar year 1995 which were partially offset by a decline in sales at the Company's Richmond facility. AMP, purchased in May, 1995, accounted for $5.0 million of the sales increase. The custom procedure tray business of Medical Design Concepts, Inc. ("MDC"), purchased in October, 1995, accounted for an additional $12.1 million of the sales increase. Net sales at the Company's Richmond facilities declined $1.3 million due to the conclusion of the Medline contract, which contributed $2.0 million to net sales during the second quarter of fiscal 1995.

     Net sales for the six months ended March 31, 1996, were $94.9 million, a 33.7 percent increase in net sales over the first six months of fiscal 1995. Excluding the acquired companies, net sales decreased 9.6 percent reflecting the conclusion of the Medline contract, which had contributed $4.3 million to net sales during the first six months of fiscal 1995, and an estimated $3.0 million in reduced sales resulting from a production backlog. The backlog was created when the Company experienced assembly conversion problems during the implementation of a new barcoded inventory management system in the first quarter of fiscal 1996. The Company's efforts to work through this production backlog were hampered by lost production time due to inclement weather during January and February 1996. The backlog has been carried over into the third quarter of fiscal 1996 and the Company expects these sales to be realized in future months.

     Net sales represent gross sales reduced primarily for allowances to distributors and marketing and administrative fees paid to national and regional health care alliances and group purchasing organizations. These allowances and fees for the second quarter and six months ended March 31, 1996, were consistent with those for the corresponding periods of the prior fiscal year. Group fees are expected to increase in future quarters, however, as sales volume generated under group purchasing contracts increases.

     There is a trend within the industry toward consolidation on the part of health care alliances and group purchasing organizations and many of these organizations are implementing steps to increase compliance among their members with the purchasing agreements that they negotiate. This consolidation and proposed increase in compliance has significantly elevated the importance of purchasing agreements and the volume of sales made under such contracts.

     The Company has substantial sales with organizations under existing purchasing agreements as well as with organizations which are part of voluntary alliances or groups with which the Company does not have such agreements. The Company's sales under existing and future contracts could increase as the groups increase pressure for compliance among their member organizations. Conversely, sales could be decreased or lost should the Company not win future purchasing contracts or should the organizations with whom the Company does not have purchasing agreements no longer be allowed to purchase from the Company. The Company believes that it is well positioned to compete for these purchasing agreements by virtue of its national service capabilities and reputation for quality. During the first quarter, the Company entered into a four year purchasing agreement for custom procedure trays with VHA, Inc. which became effective on January 1, 1996. In addition, the Company recently entered into an assignment agreement with Premier, Inc. to extend its purchasing agreement with the SunHealth Alliance, now part of Premier, through June 30, 1997, and renewed its agreement with AmeriNet through April 30, 1999.

     COST OF GOODS SOLD. Cost of goods sold as a percentage of net sales increased to 81.4 percent in the second quarter of fiscal year 1996 from
78.7 percent in the second quarter of the prior fiscal year. Cost of goods sold increased to 80.5 percent for the six months ended March 31, 1996, from 77.9 percent for the same period of the prior fiscal year. These increases were related to lower gross margins on MDC sales and higher labor and overhead costs as a percent of net sales at SCI's Richmond facility due to conversion problems associated with the Company's implementation of the new barcoding inventory management system.

     MDC's gross margins are lower than at SCI's Richmond facility due to higher manufacturing costs and an aggressive pricing strategy adopted prior to the acquisition in an effort to increase market share. The Company believes it has an opportunity to improve the gross profit margins on MDC's business through the consolidation of raw material purchasing, the implementation of more efficient production processes, and a less aggressive pricing strategy.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were 12.5 percent and 12.7 percent of net sales in the second quarter of the current and prior fiscal years, respectively. Selling, general and administrative expenses were 13.0 percent and 12.4 percent of net sales for the six months ended March 31, 1996 and 1995, respectively. Selling, general and administrative expenses during the second quarter and first half of fiscal 1996, when compared with the second quarter and first half of fiscal 1995, reflect the higher rate of selling, general, and administrative expenses incurred by AMP, which was acquired in May, 1995; the lower rate of selling, general, and administrative expenses incurred by MDC, which was acquired in October, 1995; a credit adjustment to a retrospective workmen's compensation insurance received during the second quarter of fiscal 1996; elevated freight expenses caused by the increase in rush shipments needed to meet customer tray requirements as a result of the barcoding implementation problems; and increased administrative and selling costs associated with SCL's start-up operations in Europe which commenced in late February 1995.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles as a percent of net sales was 0.6 percent for the second quarter of fiscal year 1996 compared to 0.3 percent for the second quarter of the prior fiscal year, while amortization of intangibles for the six months ended March 31, 1996 was 0.9 percent of net sales compared with 0.3 percent the same period of the prior year. Amortization of intangibles totaled $0.3 million and $0.1 million for the second quarter of fiscal 1996 and 1995, respectively, and $0.9 million and $0.2 million for the first half of the respective fiscal years. These increases were primarily the result of the amortization of the excess of cost over fair market value of the assets acquired, which was generated by the purchases of AMP and MDC.

     INTEREST EXPENSE, NET. Net interest expense includes interest expense and interest income. Net interest expense increased to $0.5 million for the second quarter of the current fiscal year from $0.1 million for the second quarter of the prior fiscal year. For the six month periods ending March 31, 1996 and 1995, interest expense increased to $0.9 million from $0.2 million. These increases in net interest were due to additional borrowings under the Company's long-term credit facility. The Company borrowed approximately $9.0 million in May 1995 to fund the purchase of AMP and to refinance $2.1 million of AMP debt assumed as part of the acquisition. In October 1995, the Company borrowed $18.0 million to fund the acquisition of the custom procedure tray business of MDC. During the second quarter of fiscal 1996 an additional $7.5 million was borrowed to fund inventories and receivables resulting from the SCI production backlog and increased sales of MDC and AMP. The additional borrowings resulting from the production backlog are expected to decrease as the backlog is alleviated and inventory levels are reduced.

     INCOME TAXES. The Company's effective income tax rate for the second quarter of fiscal 1996 was 43.3 percent compared with 41.0 percent for the second quarter of fiscal 1995. For the first six month's of fiscal 1996, the effective tax rate was 43.1 percent, up from 38.9 percent the prior year. The increases in the effective tax rate were due primarily to the increase in nondeductible amortization of the excess of cost over fair value of assets acquired which was generated by the purchase of AMP and to the non-deductibility of SCL's European start-up losses during the second quarter and first half of fiscal 1996. SCL's operations began late in the second quarter of fiscal 1995. The Company anticipates that the effective tax rate for fiscal 1996 will be less than 43 percent once the Company requalifies for tax credits under the Virginia Enterprise Zone Act.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $5.3 million and $4.3 million for the six month periods ended March 31, 1996 and 1995, respectively. Net cash used in operating activities during the first half of fiscal 1996 was primarily the result of a $5.7 million increase in inventories and a $2.1 million increase in accounts receivable during the first half of fiscal 1996, partially offset by net earnings for the period. The increase in inventory levels resulted from the production backlog associated with the difficulties related to the start-up of the new inventory management system. The increase in receivables resulted from higher sales volume, particularly at MDC. The Company's net working capital was $45.7 million at March 31, 1996, compared to $29.2 million at September 30, 1995.

     The Company believes that internally generated cash flow, and if necessary, borrowings under the Company's long-term credit facility, will be sufficient to meet the Company's operating requirements and capital expenditure plans for both the short and long- term.


EVALUATION OF STRATEGIC ALTERNATIVES

     On February 14, 1996, the management and directors of the Company received an unsolicited offer from Maxxim Medical, Inc. to buy all outstanding shares of common stock of the Company for cash, stock, or a combination of cash and stock at $16.00 per share. Subsequently, Maxxim Medical twice raised its offer, first to $17.75 per share and then to $19.00 per share.

     On March 27, 1996, the Company announced that its Board of Directors had hired Wheat First Butcher Singer, an investment banking firm, to help the Company explore its strategic alternatives including a possible combination of the Company with one of the parties that had expressed an interest in discussing a strategic alliance. Management and the Board of Directors of the Company believe that this process will serve the best interests of the shareholders, customers, and employees of the Company.

                             PART II
                        OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES.

     On March 6, 1996, the Board of Directors of Holdings declared a dividend payable March 19, 1996 of one right (a "Right") for each outstanding share of Common Stock of Holdings held of record at the close of business on March 19, 1996, or issued thereafter and prior to the Separation Time (as defined in the Rights Agreement hereinafter referenced) and thereafter pursuant to options and convertible securities outstanding at the Separation Time. The Rights were issued pursuant to a Shareholder Protection Rights Agreement, dated as of March 6, 1996 (the "Rights Agreement"), between the Company and First Union National Bank of North Carolina, as Rights Agent. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one-hundredth of a share of Participating Preferred Stock, no par value, for $60, subject to adjustment. In connection with the foregoing, the Amended and Restated Articles of Incorporation of Holdings were amended to designate the rights and preferences of the Participating Preferred Stock.

     The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors of the Company. Accordingly, the existence of the Rights may deter certain potential acquirors from making takeover proposals or tender offers. However, the Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquiror on behalf of all of the shareholders. The Rights should not interfere with any merger or other business combination approved by the Board of Directors prior to the time that holders of the Rights become entitled to exercise their Rights.

     Additional information regarding the Rights and the Rights Agreement is set forth in Holdings' Current Report on Form 8-K dated March 6, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Annual Meeting of Shareholders of Holdings was held on February 15, 1996. At the Annual Meeting, Nina Novak and Roy R. Martine were re-elected as Directors of Holdings. The holders of 4,618,405 shares of Holdings' Common Stock voted for Ms. Novak's re-election and the holders of 69,265 shares abstained from voting. The holders of 4,628,930 shares of Holdings' Common Stock voted for Mr. Martine's re-election and the holders of 58,740 shares abstained from voting. There were no broker non-votes. Subsequent to the Annual Meeting, Thomas N. Allen, J. Hamilton Scherer, Jr., and Paul J. Woo, Jr., continue to serve as Directors of Holdings.

ITEM 5.   OTHER INFORMATION.

     As noted in Item 2 of Part I of this report, on March 27, 1996, Holdings' Board of Directors instructed its advisors to explore Holdings' strategic alternatives. Management and the Board of Directors of Holdings stated that consideration of all of Holdings' strategic alternatives would best serve the interests of its shareholders, customers and employees. This process is ongoing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

          2.1 Agreement and Plan of Reorganization is incorporated herein by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "Form 10-K") of Sterile Concepts Holdings, Inc. ("Holdings").

          2.2 Stock Purchase Agreement among Sterile Concepts, Inc., Associated Medical Products Company, Inc. ("AMP") and the Stockholders of AMP dated April 20, 1995 is incorporated herein by reference to Exhibit 2.2 to Holdings' Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 1995 (the "May 8-K").

          2.3 Asset Purchase Agreement among SCI, Medical Design Concepts, Inc. ("MDC") and John W. Hoffee, II ("Hoffee"), the Sole Stockholder of MDC, dated October 2, 1995, is incorporated herein by reference to Exhibit 2.3 to Holdings' Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 2, 1995 (the "October 8-K").

     (3)  Articles of Incorporation and Bylaws

          3.1 The Amended and Restated Articles of Incorporation of Holdings are incorporated herein by reference to Exhibit
                 3.3 to Amendment No. 1 to Holdings Registration Statement on Form S-1, Registration No. 33-80736, filed with the Securities and Exchange Commission on August 9, 1994 ("Amendment No. 1 to Form S-1").

          3.1.1 Articles of Amendment amending the Amended and Restated Articles of Incorporation of Holdings are incorporated here in by reference to Exhibit 3.1.1 to Holdings' Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 12, 1996.

          3.2 The Amended and Restated Bylaws of Holdings are incorporated herein by reference to Exhibit 3.4 to Amendment No. 3 to Holdings Registration Statement on Form S-1, Registration No. 33-8-0736, filed with the Securities and Exchange Commission on September 21, 1994 ("Amendment No. 3 to Form S-1").

     (10) Material Contracts

          10.1 The Sterile Concepts Holdings, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to Holdings' Registration Statement on Form S-1, Registration No. 33-80736, filed with the Securities and Exchange Commission on August 31, 1994 ("Amendment No. 2 to Form S-1")

          10.2.1 First Amendment to Employment Agreement among Holdings, SCI and Roy R. Martine is incorporated herein by reference to Exhibit 10.2.1.1 to Holding's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 1995 (the "June 8-K").

          10.2.2 Employment Agreement among Holdings, SCI and Paul J. Woo, Jr. is incorporated herein by reference to Exhibit
                 10.2.2. to the Form 10-K.

          10.2.3 Employment Agreement among Holdings, SCI and D. Randolph Graham is incorporated herein by reference to Exhibit
                 10.2.3. to the Form 10-K.

          10.2.4 Employment Agreement among Holdings, SCI and Jeffrey L. Brugh is incorporated herein by reference to Exhibit
                 10.2.4. to the Form 10-K.

          10.2.5 Employment Agreement among Holdings, SCI and Hubert A. Davis, Jr. is incorporated herein by reference to Exhibit
                 10.2.5. to the Form 10-K.

          10.2.6 Employment Agreement among Holdings, SCI and Henry C. Holswade is incorporated herein by reference to Exhibit
                 10.2.6. to the Form 10-K.

          10.2.7 Employment Agreement between SCI and Robert Thaemert is incorporated herein by reference to Exhibit 10.2.9 to the May 8-K.

          10.2.8 Employment Agreement between SCI and David Thomson is incorporated herein by reference to Exhibit 10.2.10 to the May 8-K.

          10.2.9 Employment Agreement between SCI and John H. Luttgens, dated as of October 2, 1995 is incorporated herein by reference to Exhibit 10.2.11 to the October 8-K.

          10.3.1 Executive Severance Agreement among Holdings, SCI and Paul J. Woo, Jr. dated March 5, 1996 is filed herewith as
                 Exhibit 10.3.1.

          10.3.2 Executive Severance Agreement among Holdings, SCI and D. Randolph Graham dated March 5, 1996 is filed herewith as
                 Exhibit 10.3.2.

          10.4 Cross Indemnification Agreement dated as of September 26, 1994 among Holdings, SCI, Carilion Services, Inc. ("CSI"), CHS, Inc., Carilion Health System ("Carilion") and certain other affiliates of Carilion is incorporated herein by reference to Exhibit 10.4.2. to the Form 10-K.

          10.5 Tax Matters Agreement dated as of September 26, 1994 among Holdings, SCI, CSI, CHS, Inc., Carilion and certain other affiliates of Carilion is incorporated herein by reference to Exhibit 10.5.2. to the Form 10-K.

          10.6 Contract Manufacturing Agreement dated as of April 1, 1994 between SCI and Medline Industries, Inc. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to Holdings' Registration Statement on Form S-1, Registration No. 33-80736, filed with the Securities and Exchange Commission on September 23, 1994.*

          10.6.1 First Amendment to Contract Manufacturing Agreement dated as of December 31, 1994 between SCI and Medline Industries, Inc. is incorporated herein by reference to
                 Exhibit 10.6.1 to Holdings' Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 1995.

          10.7 Product Purchase and Supply Agreement dated as of February 8, 1993 between SCI and White Knight Healthcare, Inc. is incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to Form S-1.*

          10.8 Agreement dated as of October 6, 1989 between SCI and Sterilization Services of Virginia, Inc. is incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to Form S-1.*

          10.9 Bank Loan Agreement dated as of September 29, 1995 among Crestar Bank, SCI, Holdings and AMP is incorporated herein by reference to Exhibit 10.9.3 to Holdings' Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission on December 29, 1995.

          10.10 Eastport II, Deed of Lease with CSX Realty, Inc. is incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1.

          10.11 Lease Agreement with Crow-Klein-MacFarlane for 5100 Commerce Road, and Amendments is incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to Form S-1.

          10.12 Lease Agreement with Crow-Klein-MacFarlane for 5200 Commerce Road, and Amendments is incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to Form S-1.

          10.13 Escrow Agreement among SCI, Robert Thaemert, David Thomson and Park National Bank, as Escrow Agent, dated May 1, 1995, is incorporated herein by reference to
                 Exhibit 10.13 to the May 8-K.

          10.14 Promissory Note of SCI in the amount of $1,480,000 payable to Robert Thaemert is incorporated herein by reference to Exhibit 10.14 to the May 8-K.

          10.15 Promissory Note of SCI in the amount of $2,380,000 payable to David Thomson is incorporated herein by reference to Exhibit 10.15 to the May 8-K.

          10.16 Promissory Note of SCI in the amount of $101,147.12 payable to Robert Thaemert is incorporated herein by reference to Exhibit 10.16 to the May 8-K.

          10.17 Promissory Note of SCI in the amount of $101,147.12 payable to David Thomson is incorporated herein by reference to Exhibit 10.17 to the May 8-K.

          10.18 Assignment and Indemnity Agreement among AMP, A-BIO-VAC, INC., Robert Thaemert and David Thomson dated May 1, 1995 is incorporated herein by reference to as Exhibit 10.18 to the May 8-K.

          10.19 Escrow Agreement among SCI, MDC, Hoffee and Crestar Bank, as Escrow Agent, dated October 2, 1995, is incorporated herein by reference to Exhibit 10.19 to the October 8-K.

          10.20 Assignment and Assumption Agreement among Professional Hospital Supply, Inc., a California corporation ("PHS"), MDC, SCI and Hoffee, dated as of October 2, 1995, is incorporated herein by reference to Exhibit 10.20 to the October 8-K.

          10.21 Sterilization Agreement between SCI and MDC, dated as of October 2, 1995, is incorporated herein by reference to
                 Exhibit 10.21 to the October 8-K.

          10.22 Distribution Agreement between SCI and PHS, dated as of October 2, 1995, is incorporated herein by reference to
                 Exhibit 10.22 to the October 8-K.

          10.23 Trademark License Agreement between SCI and MDC, dated as of October 2, 1995, is incorporated herein by reference to Exhibit 10.23 to the October 8-K.

          10.24 Purchasing Agreement between SCI and VHA, Inc. is incorporated herein by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995 of Holdings.*


________________________________________

* Confidential treatment has been granted for portions of this exhibit. The confidential portions have been filed separately with the Securities and Exchange Commission.

b)   Reports on Form 8-K.

     Holdings filed the following reports on Form 8-K during the fiscal quarter ended March 31, 1996:

     1. Form 8-K dated January 26, 1996 regarding Holdings financial results for the quarter ended December 31, 1995.

     2. Form 8-K dated March 6, 1996 regarding the adoption of a Shareholder Protection Rights Agreement and the distribution of Rights to purchase shares of Participating Preferred Stock pursuant thereto.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STERILE CONCEPTS HOLDINGS, INC.

                              By:  /s/ D. RANDOLPH GRAHAM
                                   -----------------------
                                   D. Randolph Graham
                                   Vice President - Administration and
                                   Chief Financial Officer
                                   (On behalf of the registrant and as
                                   principal financial officer)


May 13, 1996